Form 10-K
period 1997-12-31
MONEY STORE RESIDENTIAL TRUST 1997-II
filed 1998-03-31
CIK 1053435

-------------------------------------------------
                                      OMB APPROVAL
                    -------------------------------------------------
                    OMB Number:     3235-0063
                    Expires:        May 31, 2000
                    Estimated average burden
                    hours per response   1711.00
                    -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

       THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A SALE AND SERVICING AGREEMENT, DATED AS OF NOVEMBER 30, 1997 PROVIDING FOR THE ISSUANCE
              OF THE MONEY STORE RESIDENTIAL TRUST SERIES 1997-II).


                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                       68-0405089
    (State or other jurisdiction                         (Trust I.R.S. Employer
of incorporation or organization)                          Identification No.)


2840 MORRIS AVENUE, UNION, NJ                                 07083
-----------------------------                             -------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                                         NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable


                                     PART I

ITEM 1. BUSINESS

         Omitted.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
53

ITEM 6. SELECTED FINANCIAL DATA

         Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


        Title of Class                Name and Address of Beneficial                 Amount of                % of Class
                                                   Owner                            Security of
                                                                                  Beneficial Owner
The Money Store                 Bankers Trust Company                             4,500,000                   8.9
Residential Trust,              c/o BT Services Tennessee
Series 1997-II,                 648 Grassmere Park Drive
Class A-1                       Nashville, TN 37211

                                Boston Safe Deposit and Trust
                                Company
                                c/o Mellon Bank N.A.

                                Three Mellon Bank Center,                         5,000,000                   9.9
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                              2,500,000                     5
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Corestates Bank, N.A.                             4,644,000                   9.2
                                P.O. Box 7618 F.C. #1-9-1-21
                                Philadelphia, PA 19106-7618

                                PNC Bank, National Association                    4,000,000                   7.9
                                1835 Market Street
                                11 Penn Center, 15th Floor
                                Philadelphia, PA 19103

                                Republic National Bank of                        11,000,000                  21.8
                                New York
                                Investment Account
                                One Hanson Place, Lower Level
                                Brooklyn, NY 11243

                                SSB Custodian                                    14,300,000                  28.3
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 Chase Manhattan Bank                             1,400,000                   7.9
Residential Trust,              4 New York Plaza, 13th Floor
Series 1997-II,                 New York, NY 10004
Class A-2
                                Citibank, N.A.                                   3,910,000                  21.9
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Comerica Bank                                    6,125,000                  34.3
                                CAP.CHG./Proxy 7
                                CBB/MC 3530
                                Detroit, MI 48275-3530

                                SSB Custodian                                    3,000,000                  16.8
                                Global Corp. Action
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Suntrust Bank, Atlanta                           2,750,000                  15.4
                                303 Peachtree St.,
                                14th Floor MC#3141
                                Atlanta, GA 30308


The Money Store                 The Bank of New York                             3,000,000                  24.4
Residential Trust,              925 Patterson Plank Rd.
Series 1997-II,                 Secaucus, NJ 07094
Class A-3
                                LBI-Lehman                                       2,281,000                  18.2
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285

                                The Northern Trust Company                       6,034,000                  48.1
                                801 S. Canal C-IN
                                Chicago, IL 60607


The Money Store                 The Bank of New York                             4,450,000                  26.7
Residential Trust,              925 Patterson Plank Rd.
Series 1997-II,                 Secaucus, NJ 07094
Class A-4
                                Boston Safe Deposit and Trust                    1,335,000                     8
                                Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank, Trust                      1,160,000                     7
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                                     820,000                     5
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                National City Bank                               1,210,000                   7.3
                                1900 East 9th Street
                                Cleveland, OH 44114


                                The Northern Trust Company                         810,000                     5
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                Union Bank of California, N.A.                   1,190,000                   7.2
                                P.O. Box 109
                                San Diego, CA 92112-4103

                                U.S. Bank National Association                   4,172,000                   25
                                Ice Proxy Services
                                c/o Ice Proxy Services
                                71 Executive Boulevard
                                Farmingdale, NY 11735


The Money Store                 The Bank of New York                             4,352,000                  8.8
Residential Trust,              925 Patterson Plank Rd.
Series 1997-II,                 Secaucus, NJ 07094
Class M-1
                                Boston Safe Deposit and                          8,250,000                 16.6
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                            10,500,000                 21.2
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Corestates Bank, N.A.                           13,440,000                 27.1
                                P.O. Box 7618 F.C. #1-9-1-21
                                Philadelphia, PA 19106-7618

                                Deutsche Morgan Grenfell                        10,000,000                 20.2
                                1251 6th Avenue
                                New York, NY 10020


The Money Store                 Citibank, N.A.                                   6,087,000                   44
Residential Trust,              P.O. Box 30576
Series 1997-II,                 Tampa, FL 33630-3576
Class M-2
                                Star Bank, National                              7,750,000                   56
                                Association, Cincinnati
                                P.O. Box 1118
                                Mail Location 6120
                                Cincinnati, OH 45201-1118


The Money Store                 Citibank, N.A.                                   3,789,000                38.7
Residential Trust,              P.O. Box 30576
Series 1997-II,                 Tampa, FL 33630-3576
Class B
                                Salomon Brothers Inc.                            6,000,000                61.3
                                8800 Hidden River
                                Parkway
                                Tampa, FL 33637



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D)           Omitted.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D)    Omitted.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                     By:     /S/ MICHAEL BENOFF
                     Name:   Michael Benoff
                     Title:  Executive Vice President and
                             Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                          PAGE NUMBER

Annual Statement                                                 11

Annual Compliance Certificate                                    13

Annual Independent Accountant's Report                           14